Form 10QSB
period 2000-12-31
NEW DAWN ENTERTAINMENT INC
filed 2002-03-06
CIK 1124403

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended December 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                           COMMISSION FILE NUMBER:
                                                 ----------
                           New Dawn Entertainment, Inc.
                 (Name of small business issuer in its charter)


      Nevada                         2771                    91-2132336
(State of Incorporation) (Primary Standard Industrial     (I.R.S. Employer
                          Classification Code Number)         I.D. No.:)


                           2009 Viceroy Road, Unit 1
                           Concord, Ontario, Canada L4K 3N8
                           (905) 738-3301 (PHONE)
                           (905) 738-3168 (FAX)

          (Address and telephone number of principal executive offices)
----------------------------------------------------------------------
          Former name, former address and former fiscal year, if changed



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock issued and outstanding as of December 31, 2000: 10,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X

TABLE OF CONTENTS
-----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                                                ---  ---

                          New Dawn Entertainment, Inc.
                         (A Development State Company)
                                 BALANCE SHEET

                        ASSETS                        December 31, 2000      Aug 31, 2000
                                                      --------------        -------------

TOTAL ASSETS                                          $         545          $    545
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                              -           $    -

                                                      --------------        -------------
                Total current liabilities                        -                -
                                                      --------------        -------------
                                                                 -               -
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 50,000,000, issued and
   outstanding 10,000,000 shares at Sept. 30, 2000
   and 10,000,000 at December 31, 2000                       10,000            10,000

Paid-in Capital                                                 -                -
Accumulated deficit                                         (10,000)          (10,000)
                                                      --------------        -------------
                 Total stockholders' equity                 (10,000)          (10,000)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        545               545
                                                      ==============        =============










    The accompanying notes are an integral part of these financial statements.









                              New Dawn Entertainment, Inc.
                         (A Development State Company)
                             Statement of Operation

                                           December 31,      Aug. 31,
                                             2000             2000
                                           ------          -----------

Revenue                                $      -            $      -


General and administrative                 10,000                 -
                                           ------          -----------

 Net Profit (Loss) from operations        (10,000)                -


                                           ------          -----------

                                Net Loss  (10,000)                -
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                             10,000,000         10,000,000








    The accompanying notes are an integral part of these financial statements.

                                       New Dawn Entertainment, Inc.
                                 (A Development State Company)
                                    Cash Flows

                                                             December 31, 2000   Aug 31,2000
                                                              --------------    -------------
Operating activities
 Net Loss                                                      (10,000)             -
  Adjustments to reconcile net loss to
  net cash used in operating activities
Stocks issued for services at fair value                        10,000              -

                                                             --------------    -------------
                                                                     -              -
                   Net cash used in operating activities             -
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             -               -
                                                             --------------    -------------
Cash and cash equivalents - beginning of period                      -               -

Cash and cash equivalents - end of period                            -               -
                                                             ===========       =============


Non cash activities:
 Stocks issued for services at fair value                        10,000         10,000

    The accompanying notes are an integral part of these financial statements.

                           New Dawn Entertainment, Inc.
                         (A Development State Company)
                         Notes to Financial Statements
                               December 31, 2000

NOTE 1 - NATURE OF BUSINESS

New Dawn Entertainment, Inc. (the Company) was incorporated under the laws of the state of Nevada on May 31, 2000. The Company's primary business operations are to provide the most comprehensive on-line gaming resource marketplace for businesses and consumers who participate in the gaming industry. The goal is to establish a gaming magazine and develop a gaming web site to take advantage of the e-commence approach to target the gaming

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7). Among the disclosure required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholder's equity (deficit) and cash flows disclose activity since the date of the company's inception.



Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principals.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Income Taxes

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". The Company incurred net operating losses since its inception on May 31, 2000 through December 31, 2000 resulting in a deferred tax asset, which was fully allowed for.; therefore, the net benefit and expense resulted in $-0-income taxes.

Policy in Regard to Issuance of Common Stock in a Non-Cash Transaction

The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE 2 - CAPITALIZATION

The Company issued shares of common stock to the founders at a nominal purchase price per share.

                                    GENERAL
                                    -------

                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


     In this report references to "we," "us," and "our" refer to New Dawn Entertainment, Inc.


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which New Dawn may participate; competition within New Dawn's chosen industry, including competition from much larger competitors; technological advances and failure by New Dawn to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended December 31, 2000 was $10,000. There is no comparative data available for the year 2000.

Liquidity and Capital Resources

As of December 31, 2000, we had $545 cash on hand and total current liabilities of $0, for a total working capital surplus of $545. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. There is no comparative information available for the same period last year.

                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 New Dawn Entertainment, Inc.

Date: February 7,2002              By: Peter Szecsodi
                                     --------------------------------
                                     Peter Szecsodi, President