Form 10QSB
period 2001-06-30
NEW DAWN ENTERTAINMENT INC
filed 2002-03-06
CIK 1124403

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001

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


                           200 Viceroy Road, Unit 1
                           Concord, Ontario, Canada L4K 3N8
                           (905) 738-3301 (PHONE)
                           (905) 738-3168 (FAX)

          (Address and telephone number of principal executive offices)


                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock issued and outstanding as of June 30, 2001: 10,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE




















New Dawn Entertainment, Inc.
(A Development State Company)
BALANCE SHEET

                        ASSETS                        June 30, 2001        Mar. 31, 2001
                                                      --------------        -------------

TOTAL ASSETS                                          $         902          $    902
                                                      ==============        =============

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                 -               -
 Due to officer                                                5,799          $  5,799

                                                      --------------        -------------
                Total current liabilities                     5,799             5,799
                                                      --------------        -------------
                                                              5,799             5,799
                                                      --------------        -------------
Stockholders' equity

  Common Stock, Par Value $0.001 per share-
   authorized shares 50,000,000, issued and
   outstanding 10,000,000 shares at Sept. 30, 2000
   and 10,000,000 at June 30, 2001                              255               255

Paid-in Capital                                              13,445            13,445
Accumulated deficit                                         (18,597)          (18,597)
                                                      --------------        -------------
                 Total stockholders' equity                 ( 4,897)          ( 4,897)
                                                      --------------        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $        902               902
                                                      ==============        =============










    The accompanying notes are an integral part of these financial statements.









                              New Dawn Entertainment, Inc.
                            (A Development State Company)
                                Statement of Operation

                                           June 30,         Mar. 31,
                                             2001             2001
                                           ------          -----------

Revenue                                $      -            $      -


General and administrative                    -               18,597
                                           ------          -----------

 Net Profit (Loss) from operations        (    0 )           (18,597)


                                           ------          -----------

                                Net Loss  (    0 )           (18,597)
                                         ==========        ===========


Net Loss Per Share (Basic and Diluted)      (.00)             (.00)
                                         ==========        ===========
Weighted Average Common Shares
 Outstanding                             10,000,000         10,000,000








    The accompanying notes are an integral part of these financial statements.

                                       New Dawn Entertainment, Inc.
                                 (A Development State Company)
                                    Cash Flows

                                                             June 30, 2001    Mar. 31, 2001
                                                             --------------    -------------
Operating activities
 Net Loss                                                      (    0 )        (18,597)
  Adjustments to reconcile net loss to
  net cash used in operating activities
  Stocks issued for services at fair value                           -               -
 Due to officer                                                  5,799           5,799

                                                             --------------    -------------
                                                                 (   0)        (18,597)
                   Net cash used in operating activities
                                                             --------------    -------------
    Net increase (decrease) in cash and cash equivalents             0               0
                                                             --------------    -------------

Cash and cash equivalents - beginning of period                    902             902

Cash and cash equivalents - end of period                          902             902
                                                             ===========       =============




    The accompanying notes are an integral part of these financial statements.

                          New Dawn Entertainment, Inc.
                         (A Development State Company)
                         Notes to Financial Statements
                                 June 30, 2001
NOTE 1 - NATURE OF BUSINESS

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

Net loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Income Taxes

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". The Company incurred net operating losses since its inception on May 31, 2000 through June 30, 2001 resulting in a deferred tax asset, which was fully allowed for.; therefore, the net benefit and expense resulted in $-0-income taxes.

Policy in Regard to Issuance of Common Stock in a Non-Cash Transaction

The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to an officer of the company are unsecured, non-interest bearing, and have no specific terms for repayment.

NOTE 3 - CAPITALIZATION

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

     In this report references to "we," "us," and "our" refer to New Dawn Entertainment, Inc.

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within New Dawn's control. These factors include but are not limited to economic conditions generally and in the industries in which New Dawn may participate; competition within New Dawn's chosen industry, including competition from much larger competitors; technological advances and failure by New Dawn to successfully develop business relationships.


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ended June 30, 2001 was $0, compared to a net loss of $18,597 for the period ended March 31, 2001. Comparative figures are not available, due to the fact that we were only in existence for one month for the comparable period of 2000. A comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $902 cash on hand and total current liabilities of $5,799. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

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


                                     New Dawn Entertainment, Inc.

March 6, 2002                    By: Peter Szecsodi
                                     --------------------------------
                                     Peter Szecsodi, President