Form 10KSB
period 2001-03-31
NEW DAWN ENTERTAINMENT INC
filed 2002-03-07
CIK 1124403

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                       FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                  MARCH 31, 2001

                   New Dawn Entertainment, Inc.
          (Name of small business issuer in its charter)



     Nevada                                91-2132336
  (State of Incorporation)          (I.R.S. Employer
                                          I.D. No.:)


                      200 Viceroy Road, Unit 1
                    Concord, Ontario, Canada L4K 3N8
                     (905) 738-3301 (PHONE)
                        (905) 738-3168 (FAX)

  (Address and telephone number of principal executive offices)
                             --------------------------

  SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE
  ACT:

  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  Title of each class to be so registered

  Common Stock

  Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
  No
       -----    -----


  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
  [  ]

  The issuer's revenues for the Fiscal Year ended March 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 30, 2001, computed by reference to the market value of the registrant's common stock as arbitrarily determined by the board of directors, was approximately $100,000.

  As at March 31, 2001, there were 10,000,000 shares of the issuer's common stock outstanding.

  Transitional Small Business Disclosure Format (check one)
  Yes     No X
                                                            --
  ---   -----

    TABLE OF CONTENTS
                                 -----------------
  PART I
  ------

  Item 1     Description of Business .............   3

  Item 2     Description of Property..............   6

  Item 3     Legal Proceedings ...................   6

  Item 4     Submission of Matters to a
             Vote of Security Holders.............   6
  PART II

  Item 5     Market for Common Equity and
             Related Stockholder Matters .........   7

  Item 6     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........   9

  Item 7     Financial Statements and
             Supplementary Data ..................  10

  Item 8     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ................  10








  PART III

  Item 9     Directors and Executive Officers
             of the Registrant ..................   10

  Item 10    Executive Compensation .............   11

  Item 11    Security Ownership of Certain
             Beneficial Owners and Management ...   12

  Item 12    Certain Relationships and
             Related Transactions ...............   13

  Item 13    Exhibits and Reports on Form 8-K ...   13

  SIGNATURES ....................................   19


  PART 1
  ------
            FORWARD LOOKING STATEMENTS

  This annual report statement contains forward-looking statements. New Dawn's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


  ITEM 1.   DESCRIPTION OF BUSINESS

  IN GENERAL

  New Dawn has just recently commenced operations. The plan of operations described in this prospectus depends on New Dawn raising a sufficient amount of capital to dedicate financial resources to each element of its business plan. There can be no assurance that any capital at all will be raised from this offering.


  New Dawn's plan of operations is to establish a gaming entertainment magazine and develop a gaming entertainment web-site to take advantage of the e-commerce approach to target the gaming marketplace. New Dawn's mission is to capitalize on the opportunity that has resulted from the convergence of two pervasive trends; the enormous expansion in the use of the Internet, and the growth of the gaming industry.

  Government approval is not necessary for New Dawn's business, and government regulations have no or only a negligible effect on their respective businesses.

  New Dawn has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

  New Dawn's mailing address and the address of its principal offices is 200 Viceroy Road, Unit #1, Concord, Ontario,
  Canada L4K3N8. The telephone number of its principal executive office is (905) 738-3301.

                           THE INDUSTRY

  New Dawn's focus is on a convergence of three industries;
  gaming, magazine, and Internet media. New Dawn's eventual goal is to expand into broadcast media.

  The Gaming Industry

  Gaming is fast being considered an accepted form of entertainment, which is demonstrated by the fact that 10% of leisure spending occurs in various gaming related activities. Based on the U.S. National Gambling Impact Study Report and the International Gaming and Wagering Business Report, $825 billion was wagered in North America in the year 2000. The mainstream market has embraced all forms of gaming. In almost all jurisdictions in North America, governments have come to realize the massive potential of legalized gaming and the benefits it can bring to their local economies. Consumers with high disposable income now view gaming as an enjoyable, affordable form of entertainment. The following statistics support this trend:

  - 190 million people in North American annually participate in some form of gaming
  - 68% of North Americans gambled at least once in 1997
  - The average personal income of gamblers was $60,000 per year
  -  36.7 million people visited Las Vegas in 2000
  -  36 million people visited Atlantic City in 2000
  - There has been an exponential growth of multi billion dollar luxury casino hotels
  - Demographic profiles indicate that gamblers are between 25 and 65, and consist 60% of men and 40% of women

  Source: U.S. National Gambling Impact Study Report
          International Gaming and Wagering Business Report

  The Magazine Industry

  The trend in magazine design and content has been toward specialization, or segmentation, of audiences with narrowly focused genres. Generally, magazines have several advantages as segmented media. For example, the number of magazines is not constrained by technical restrictions faces by other forms of media, such as radio, television and cable channels, so magazines can continue expanding into more specialized topics and treatments until they saturate the audience. Their formats and economic bases are more flexible. A small circulation magazine can still be profitable if those it reaches are interested enough in its contents to support it or if that audience is important to specific advertisers.

  With over 12,000 magazines and related periodicals being published, magazine readership is quite fragmented. there are sizable subgroups, particularly among young people, who read magazines more frequently than newspapers or books. Magazine readership is highest among those of the ages of 18-24 and 35-44.

  The magazine industry has consolidated, and most major magazines are owned by a few large groups. For example, the current Time-Warner Group, one of the largest media conglomerates, grew from a magazine group, which started from Fortune Magazine, Life Magazine, and later adding Sports Illustrated, Money, and People Weekly.

  However, the magazine industry is also one of the media areas where a new entrant or competitor can best break in buy appealing to a new segment of the market that is not yet served by other magazines. For example, Rolling Stone went quickly from a small counterculturte or "hippie" magazines in 1969 to a widely read rock music and counterculture lifestyle magazine in the 1970's. More recently, the Ziff-Davis Group has capitalized on the rapidly growing interest in personal computers to build a very profitable magazine empire including PC Week, Pc magainze, and MacWeek.

  Magazine distribution

  Magazines are distributed directly by subscription and by retailers, such as supermarkets and newsstands. Magazine wholesalers and distributors are a crucial link between publishers and retailers, because many retailers simply take whatever the wholesaler delivers. This gives distributors a great influence over whether or not a new magazine is delivered to newsstands. Large chain stores such as Wal-Mart and Target sell a large quantity of magazines. There are also medium bookstores and book and magazine superstores, which account for the sale of an increasing number of books and magazines.


  Internet Media

  The Internet has become the fastest-growing communications medium in history, reaching nearly 50 million users within its first five years of existence. That growth rate far out places 38 years for radio, 13 years for television, and 10 years for cable. Jupiter Communications estates that nearly 100 million U.S. citizens used the Internet in 1999, a figure which is expected to grow to almost 160 million by 2003. E- Commerce on the Internet is growing at incredible rates as well. Forrester Research estimates that consumers spent $48.3 billion in e-commerce transactions in 2000, and $14.2 billion from January through April of 2001.

  Another popular online activity is Internet gaming. E-gaming combines the potential of the fast growing Internet media with the lucrative gambling and wagering market. The acquisition of Gamesville by Lycos in 2000 for $270 million indicates the increased interest in Internet gaming.

  PRODUCTS AND SERVICES

  New Dawn was formed to establish a membership driven entity with the goal of becoming the ultimate destination resource and entertainment venue for individuals who enjoy the gaming lifestyle. The first step toward achieving this goal is the acquisition of The Gambler Magazine.

  The Gambler Magazine

  The Gambler Magazine was launched in March, 1999, and has become the third largest consumer publication of its kind in North America. The magazine is the largest gaming entertainment publication in Canada, with coast-to-coast distribution, and has established distribution on the east coast of the United States, with distribution in Atlantic City, Foxwoods Casino Resort and Mohegan Sun in Connecticut, and in 42 poker rooms in Las Vegas. It appears on newsstands in the United States and Canada in Chapters, Indigo, Barnes and Noble, and Borders.

  The Gaming Club Card

  New Dawn will offer memberships in The Gaming Club Card. Members will be able to capitalize on the strategic relationships New Dawn has made with casinos and resorts, including discounts on hotels, airlines, car rentals, restaurants, bus and vacation packages, and other "comp" related promotions and incentives offered by casinos and resorts. Members will also receive a one-year subscription to The Gambler Magazine, and a membership card contained a personal identification number and password entitling them to complete access to The Gaming Club Card Internet website, which will feature a "play for fun" casino.

  The Gaming Club Card Website

  The Gaming Club Card Website, at www.gamingclubcard.com is currently under development. When fully developed, it will offer:


  -          free e-mail accounts for members
  -          a comprehensive gaming search engine
  -          gambling news, articles and reviews
  -          educational gaming advice
  - a reservation system for golf courses, hotels, resorts, casinos,air travel, rental cars, and other leisure related services
  - e-commerce merchandise sales of gaming related products and literature
  - an interactive virtual "play for fun" casino, which will allow users to chat, and gamble for "e-chips." Games offered will include poker, blackjack, baccarat, roulette, craps, billiards, darts, football, hockey, baseball, soccer and others. Members can accumulate their e-chips for online purchases.


                             PATENTS


  The Company holds no patents for its intellectual property. However, the Company's web sites are proprietary and are protected by copyright law. The Company owns the domain names www.thegamblermagazine.com,www.thegamblernetwork.com, and www.gamingclubcard.com, and the trademark, "The Gambler Magazine," which is a registered trademark.

                      GOVERNMENT REGULATION

  Government approval is not necessary for New Dawn's business, and government regulations have no effect or a negligible effect on its business. If New Dawn does expand into online gaming, it may require licensing or governmental regulation, but New Dawn's plan of operations for the next 12 months does not involve any significant government regulation.

                            EMPLOYEES

  New Dawn presently employs five employees, all management, two of whom devote their full time efforts and three of whom each devote their part time efforts to New Dawn.



  ITEM 2. DESCRIPTION OF PROPERTY

  New Dawn rents offices from its founders, pursuant to an oral agreement. It currently owns The Gambler Magazine, and the web sites, www.thegamblermagazine.com, www.thegamblernetwork.com, and www.gamingclubcard.com.


  ITEM 3. LEGAL PROCEEDINGS

  The Company is not subject to any litigation.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There have been no matters submitted to a vote of security holders in the past fiscal year.


  PART II
  -------

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

  The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company has obtained a market maker who intends to file a form 211 with the National Association of Securities Dealers to quote the Company's securities on the NASD OTC Bulletin Board, but there can be no assurance that the Company's stock will be quoted on the NASD OTC Bulletin Board. The filing of the Form 211 is contingent upon our registration statement on Form SB-2 becoming effective and sales of shares under the offering described in the registration statement.

  The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.



   PENNY STOCK STATUS

   If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

        - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

        - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

        - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

        - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.



   SECURITY HOLDERS

  The approximate number of record holders of shares of the common stock of the Company outstanding as of March 31, 2001 was 64.



   DIVIDENDS

   No dividends have been declared or paid on the Company's common stock.

   ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF
  OPERATIONS

  RESULTS OF OPERATIONS
  Results of Operations

  Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended March 31, 2001 was $18,597, compared to a net loss of $10,000 for the comparable period of 2000 (May 31, 2000.) The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

  Liquidity and Capital Resources

  As of March 31, 2001, we had $902 cash on hand and total current liabilities of $5,799. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and the period May 31, 2000 (inception) would not be meaningful.


  PLAN OF OPERATIONS

  New Dawn presently has limited cash with which to satisfy any future cash requirements, and all of its cash requirements are now being satisfied by contributions from its officers and directors. The present officers and directors have agreed to continue to supply our necessary capital requirements. New Dawn is seeking a minimum of $600,000 from its offering on Form SB-2 to satisfy its cash requirements for the next 12 months without having to rely on cash contributions from its officers and directors. We are in no need for interim capital or funding, because our minimum capital needs are based upon the occurrence of sales which we expect to increase by marketing and advertising.

  If we do not receive the minimum financing required to put our business plan into operation, we will first seek to obtain a market for our common stock, and then attempt to raise the minimum capital required through private placements of our common stock or borrowing from our officers and directors.

  New Dawn has no current material commitments. New Dawn depends upon capital to be derived from this offering and future financing activities such as subsequent offerings of its stock or contributions from its officers and directors. There can be no assurance that New Dawn will be successful in raising the capital it requires. Management believes that, if its offering or the subsequent private placements are successful, New Dawn will be able to generate revenue from product sales and achieve liquidity within the next twelve months, and estimates that this liquidity will continue, unless it goes over budget. New Dawn has calculated the legal and accounting costs associated with filing the requisite reports under the Securities Exchange Act in this discussion of its funding and liquidity requirements.

  New Dawn does not expects to incur further research and development costs of approximately $500,000 to develop its Internet web sites and of approximately $1,984,500 in product cost. New Dawn does not expect the purchase or sale of plant or any significant equipment, but expects to add employees to its staff, according to the pattern of its growth, at an approximate cost $100,000 to $1,000,000 in the next twelve months, and its also expects to incur up to $2,500,000 in sales and marketing costs. New Dawn has generated minimal revenue since its inception.

  New Dawn is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that New Dawn will be successful in raising the capital it requires through the sale of its common stock.






   ITEM 7. FINANCIAL STATEMENTS

  Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report.
  Such information is incorporated herein by reference.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND  FINANCIAL DISCLOSURE

  After August 31, 2000, we changed our independent accountants from Michael Johnson & Co., LLC, to Rogelio G.
  Castro. There have been no disagreements with accountants on accounting and financial disclosure since inception.





   PART III.
   ---------

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS

  Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

  The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

  Name                     Age
  Position
  --------------         ------                 --------------
  ----------
  Peter Szecsodi          37                    President,
  CFO, Director

  Anthony Gerace          39                    Vice
  President, Director

  David Markser           36                    Vice President

  Kara McVey              24                    Secretary,
                                            Director


  Peter Szecsodi. Mr. Szecsodi has served as the President, Chief Financial Officer of New Dawn since its inception. Since 1997, he has been employed as the publisher of The Gambler Magazine. From 1981 through 1997, he was in the executive management of The Renascent Foundation, managing properties and 30 employees.

  Anthony Gerace. Mr. Gerace has served as Vice President and Director of New Dawn since its inception. In 1979, Mr. Gerace began developing advertising concepts for The Ontario Lottery Corporation. In 1988 he founded JAG Marketing Concepts, a marketing and promotional wear company, and he remained with JAG until 1998. Since 1999, he has been employed as a key participant in the development of The Gambler Magazine and has played a major role in the co-development of The New Dawn Entertainment, Inc.

  David Markser. Mr. Markser has served as Vice President of New Dawn since inception. He began his career in 1985 founding Daymar Electronics. He specializes in designing "state of the art" audio/visual, wireless and teleconferencing systems. Mr. Markser has also designed many elaborate security and surveillance systems as well as computer networks for major corporations and executive homes.

  Kara McVey. Ms. McVey has served as New Dawn's secretary and director since inception. From 1997 through 1998, she was employed at the Network Imaging Centres as a graphic designer and also was in charge of the accounting department for this company. Ms. McVey has worked as art director for The Gambler Magazine since 1998.

  Michael Bond. Mr. Bond has been a director of New Dawn since its inception. For the last five years, he has been employed as a senior stock trade for Griffiths, McBurney. Mr. Bond has extensive background experience in the stock brokerage business and a good understanding of corporate finance and economics.


   FAMILY RELATIONSHIPS.

  There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

  The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.



   ITEM 10. EXECUTIVE COMPENSATION.

  The following table summarizes the compensation New Dawn has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended March 31, 2001. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the past fiscal year.
  last fiscal year.


                        Annual Compensation


  Name and Position            Salary      Bonus     Deferred
  -----------------            ------      -----      ------
  Fiscal year 2000:
  Peter Szecsodi                0              0         0
  Kara McVey                    0              0         0
  Anthony Gerace                0              0         0

  Fiscal year 2001:
  Peter Szecsodi                0              0         0
  Kara McVey                    0              0         0
  Anthony Gerace                0              0         0


  The Company has made no provisions for cash compensation to its officers and directors. No cash salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.


  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND
  CHANGE-IN-CONTROL ARRANGEMENTS

  There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
  (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.





















  Name and Address           Number of Shares   Percentage
  Owned
  ----------------           ----------------   -----------
  Peter Szecsodi              5,700,000                 57 %
  Evermore Publishing, Inc.
  89 Ranee Avenue
  Toronto Ontario Canada
  M6A INI

  Michael Bond                  200,000                2   %
  1796 Will Scarlett Drive
  Toronto, Ontario
  L5K2K2

  Anthony Gerace                250,000                2.5 %
  254 Stone Road
  Aurora, Ontario
  Canada L4G-647

  David Markser                       0                0   %
  443 Fairlawn Ave.
  Toronto, Ontario
  Canada L5K 2K2

  Kara McVey                    175,000                1.75%
  89 Ranee Ave.
  Toronto, Ontario
  Canada M6A 1N1

  Officers and Directors
  as a Group                  6,325,000               63.25%

   ------------

  * Evermore Publishing, Inc. is owned 53% by Peter Szecosdi and 24% by Michael Bond. Peter Szecsodi owns 200,000 shares in his own name and Michael Bond owns 200,000 in 1273716
  Ontario, Inc.



  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  New Dawn rents its offices from Peter Szecsodi on a month to month basis at a minimal cost to New Dawn.

  In connection with organizing New Dawn, on June 1, 2000, 5,500,000 shares of restricted common stock of New Dawn at par value was issued to Evermore Publishing, Inc., a company beneficially owned by Peter Szecsodi and Michael Bond, in exchange for services, the business plan of New Dawn, and New Dawn's web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Bond and Mr. Szecsodi may be deemed to be promoters of New Dawn. No other persons are known to Management that would be deemed to be promoters.

  On June 1, 2000, in exchange for services rendered, 200,000 shares of restricted company stock was issued to Peter Szecsodi, at par value, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  On June 1, 2000, in exchange for services rendered, 250,000 shares of restricted company stock was issued to Anthony Gerace, at par value, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  On June 1, 2000, in exchange for services rendered, 150,000 shares of restricted company stock was issued to Olga Markser, at par value, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  On June 1, 2000, in exchange for services rendered, 175,000 shares of restricted company stock was issued to Kara McVey, at par value, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  In 2000, 50,000 shares were issued to Susan Bond, and 25,000 shares to Chris Bond, at par value, in reliance upon Section
  4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  In 2000, 5,000 shares were issued to Karon Gerace, at par value, in exchange for services rendered, in reliance upon
  Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  In 2000, 250,000 shares were issued to Joe Szecsodi, at par value, in exchange for services rendered, in reliance upon
  Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  In 2000, 10,000 shares were issued to Laverne McVey and 10,000 shares to Robert McVey, at par value for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  In 2000, 5,000 shares were issued to Gus Gerace and 5,000 to Ann Gerace, at par value, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.

  On May 18, 2001, 200,000 shares of restricted common stock were issued to Kenneth Eade, at par value, in exchange for legal services rendered, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933.


   ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Financial Statements (included in Part II of this
  Report):

    Report of Independent Certified Public Accountant
    Financial Statements
    Balance Sheets
    Statement of Loss And Accumulated Deficit
    Statements of Cash Flows
    Statements of Stockholder's Equity
    Notes to Consolidated Financial Statements

    (b) Reports on Form 8-K: Not applicable
    (c) Exhibits

   NUMBER                     DESCRIPTION
  -----------                 -----------------------------------------

         3.1                    Articles of Incorporation
         3.1(a)                 Amendment to Articles of Incorporation
         3.4                    By-Laws
         4.1                    Form of common stock Certificate

                               ------------------------

   FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountant dated
   March 31, 2001
   Financial Statements
   Balance Sheets
   Statement of Loss and Accumulated Deficit
   Statements of Stockholder's Equity
   Statements of Cash Flows
   Notes to Financial Statements






















  ROGELIO G. CASTRO
   Certified Public Accountant
   REPORT OF INDEPENDENT AUDITOR

   To the Shareholders and Board of Directors
   New Dawn Entertainment, Inc.

  I have audited the accompanying balance sheets of Mercury Software (A Development Stage Company) as of May 31, 2000 and March 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the period May 31, 2000 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

   I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Dawn Entertainment, Inc., A Development Stage Company) at March 31, 2000 and March 31, 2001, and the results of operations and cash flows for the period May 31, 2000 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

    Oxnard, California
    /s/ Rogelio G. Castro
   Dated March 31, 2001









                New Dawn Entertainment, Inc.
               (A Development Stage Company)
                       Balance Sheets

                                                  May 31,        March 31,
                                                   2000            2001
                                               -------------     ---------

  ASSETS
  Current Assets:
    Cash                                         $   545          $    902
      Total Current Assets                           545               902
                                                  -------          -------

  TOTAL ASSETS                                   $   545          $    902
                                                  -------          -------
  LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                             $     -          $      -
    Due to officer                                   545             5,799
                                                  -------          -------
      Total Current Liabilities                      545             5,799
                                                  -------          -------


  Stockholders' Equity:
    Common stock, $.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 10,000,000 shares      255                255
  Paid in capital                                 9,745             13,445
  Deficit accumulated during
   the development stage                        (10,000)           (18,597)
                                                 ------             -------
        Total Stockholders' Equity                   -              (4,897)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 545            $    902

























                   New Dawn Entertainment
               (A Development Stage Company)
                  Statements of Operations
      For the six months ended March 31, 2001 and 2000
for the period May 31, 2000 (inception) through March 31, 2001


                                                        Commutative
                                                        from
                                                       (inception)through
                                      May 31 March 31   March 31,
                                        2000    2001    2001
                                        ----    ----    -------------------


  Income                               $  -     $  -      $     -
                                        -----    -----      ------
        Total  Income                     -        -            -
                                        -----    -----      ------

  Operating Expenses
   General and
   administrative expenses             $ 10,000 $ 8,597   $18,597
                                        -------  ------    ------
   Total Expenses                        10,000   8,597    18,597
                                        -------  ------    ------

  Net income (loss)                    $(10,000)$(8,597) $(18,597)
                                        -------  ------    ------
                                      -------  -------   -------



































                New Dawn Entertainment, Inc.
               (A Development Stage Company)
             Statement of Stockholders' Equity
For the period May 31, 2000 (inception) through March 31, 2001


      Deficit
                                                 Number
      Accumulated                                                               of
           Common         Paid        During
                                                Shares       Stock          In
      Development
                                                Outstanding  at Par Value
  Capital     Stage
                                                -----------  ------------   ------
  -     -----------
  Balance at inception           -              $        -   $        -     $
  -
  Stock issued to founders at inception          9,745,000            -
  -
  Stock issued for cash                             55,000           55
  13,445
  Stocks issued for services                       200,000          200
  Net loss - March 31, 2001
       (18,597)
                                                 ---------     --------      -----
  --      ------
  Balance at March 31, 2001                     10,000,000          255
  13,445      (18,597)
                                                ----------     --------      -----
  --      -------
                                                ----------     --------      -----
  --      -------





















                New Dawn Entertainment, Inc.
               (a Development Stage Company)
                  Statements of Cash Flows
For the period May 31, 2000 (inception)through March 31, 2001

                                                       Cumulative from
                                                       (inception) through
                                           March 31    March 31,
                                            2001       2001
                                            ----       --------------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                             $ (18,597)   $(18,597)
    Stocks issued for services                 200         200
                                            ------      -------

  NET CASH USED BY OPERATING ACTIVITIES   $(18,597)   $(18,597)
                                            ------      -------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from officer                    5,799       5,799
    Proceeds from sale of common stock      13,500      13,500
                                            ------      ------
  NET CASH FROM FINANCING ACTIVITIES        19,299      19,299
                                            ------      ------
  INCREASE (DECREASE) IN CASH                  902         902

  BEGINNING CASH                                 0           0
                                            -------     -------
  ENDING CASH                            $     902     $   902
                                            -------     -------
                                            -------     -------
  SUPPLEMENTAL DISCLOSURE:
  Stocks issued for services             $     200    $    200























                NEW DAWN ENTERTAINMENT, INC.
               (A Development Stage Company)
               Notes to Financial Statements
                       March 31,2001

  NOTE 1 - ORGANIZATION

  Nature of Business

  New Dawn Entertainment, Inc. was incorporated on May 31, 2000 under the laws of the State of Nevada. The Company's primary business operations are to provide the most comprehensive on-line gaming resource marketplace for businesses and consumers who participate in the gaming industry. The goal is to establish a gaming magazine and develop a gaming web site to take advantage of the e-commerce approach to target the gaming marketplace.

  To finance its strategic plans and development, the Company intends to raise additional required financing through an initial public offering. There can be no assurance that the Company will be successful with its offering.

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation - Development Stage Company

  The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a 'Development Stage Enterprise' as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7). Among the disclosure required by SFAS 7 are that the Company's financial statements be identified as those of development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the company's inception.

  Basis of Accounting

  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Net Loss Per Share

  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31,2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

  Income Taxes

  The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses since its inception on May 31, 2000 through March 31,2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.


  Policy in Regards to Issuance of Common Stock in a Non-Cash
  Transaction

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

  NOTE 4 - FISCAL YEAR

  The Company's fiscal year end is March 31.

                ---------------------------------



   SIGNATURES

  Pursuant to the requirements of Section 12 of the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

  New Dawn Entertainment, Inc.

   Peter Szecsodi
   _____________________________________
   PETER SZECSODI, President and Director

   Date: March 6, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Peter Scezodi
  _____________________________________
  PETER SCEZODI, Treasurer and Director
    Date: March 6, 2002














  EXHIBITS
  <EXHIBIT>
  Exhibit 3.1
  ARTICLES OF INCORPORATION
  FILED # C15163-00
  IN THE OFFICE OF THE
  SECRETARY OF STATE
  OF THE STATE OF Nevada
  May 31, 2000
  DEAN HELLER, SECRETARY OF STATE


                ARTICLES OF INCORPORATION OF
               THE GAMBLER NETWORK.COM, INC.

       FIRST: The name of the corporation (hereinafter referred to as "the corporation") is:

                  THE GAMBLER NETWORK.COM, INC.

       SECOND: Its principal place of the principal office in the state of Nevada is located at 502 East John Street, Carson City, Nevada, 89706. The name and address of its resident agent is CSC Services of Nevada, Inc., at the above address.

       THIRD:   The natures of the business or objects or
  purposes proposed may be organized under the General
  Corporation Law of the State of Nevada;

  to engage in any lawful act or activity for which corporations may be organized under the General Corporation
  Law of the State of Nevada.

       FOURTH: The total authorized capital stock of the corporation is Fifty Million (50,000,000) shares of common stock, with a par value of $0.001, and 5,000,000 shares of preferred stock with a par value of $.001.

       FIFTH: The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided in the by-laws of this corporation, provided that the number of directors shall not be reduced less than one unless there is less than one stockholder.
  The name and post office address of the first board of directors, which shall be one in number, is as follows:

  Name                       Marvin Winick
  Post office address        16 Julia Street, Thornhill,
                             Ontario, Canada L3T 4R9

       SIXTH: The capital stock, after the amount of the subscription price or par value, has been paid in, shall not be subject to assessment to pay the debts of the corporation.

       SEVENTH: The name and post office address of the incorporator signing the articles of incorporation is as follows:

  Name                       C. Woodgate
  Post Office address        502 E. John Street, Room E
                             Carson City, NV 89706

  EIGHTH: The corporation is to have perpetual existence.

  NINTH: In furtherance an dnot in limitation of the powers conferred by statute, the board of directors is expressly authorized, subject to the by-laws, if any, adopted by the shareholders, to make, alter or amend the by-laws of the corporation.

  TENTH: Meetings of stockholders may be held outside of the State of Nevada at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

  ELEVENTH: This corporation reserves the right to amend, alter, change or repeal any provision contained in teh articles of incorporation, in the manner now or hereafter prescribed, and all rights conferred upon stockhodlers herein are granted subect to this reservation.

  I, THE UNDERSIGNED, being the sole incorporator herein before named for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these articles of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this thirty-first day of May, AD, 2000.




                                C. Woodgate
                                -----------------
                                C. Woodgate, Incorporator
  <EXHIBIT>
  Exhibit 1 (a)
  AMENDMENT TO ARTICLES OF INCORPORATION

  EXHIBIT 3.1a
  Amendment to Articles of Incorporation

  CERTIFICATE OF AMENDMENT TO ARTICLES OF INCORPORATION
  Pursuant to NRS 78.380
  FILED # C15163-00
  FEB 15 2001
  in the office of
  Dean Heller
  DEAN HELLER SECRETARY OF STATE

  Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (pursuant to NRS 78.380-Before
  Issuance of Stock) Remit in Duplicate

  1.  Name of corporation: THE GAMBLER NETWORK.COM, INC.

  2. The articles have been amended as follows (provide article numbers, if available);
  ARTICLE ONE IS AMENDED TO READ AS FOLLOWS:
  THE NAME OF THE CORPORATION SHALL BE NEW DAWN ENTERTAINMENT,
  INC.

  3. The undersigned declare that they constitute at least two-thirds of the incoroporators (check) or the board of directors (check) x.

  4. The date upon which the original articles of incorporation were filed with the Secretary of State:
  05/31/2000.

  5. The undersigned affirmatively declare that to the date of this certificate, no stock of the corporation has been issued.

  6.  Signatures:
  Peter Szecsodi

  <EXHIBIT>
  EXHIBIT 3.3
  BY-LAWS OF New Dawn Entertainment, Inc.

                    ARTICLE I - OFFICES

            The principal office of the corporation in the State of Nevada shall be located at 502 E. John Street, Carson City, Nevada. The corporation may have such other offices, either within or without State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                 ARTICLE II - STOCKHOLDERS

  1.     ANNUAL MEETING.

       The annual meeting of the stockholders shall be held in the month of September in each year, beginning with the year 2001, at a date and time to be specified by the board of directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting.

  2.   SPECIAL MEETINGS.

     Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the president or by the directors, and shall be called by the president at the request of the holders of not less than twenty-five (25) per cent of all the outstanding shares of the corporation entitled to vote at the meeting.

  3.   PLACE OF MEETING.

  The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the state unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

  4.   NOTICE OF MEETING.

  Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty
  (60) days before the date of the meeting, either personally or by mail, by or at the direction of the president, or the secretary, or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

  5.   CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE.

  For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, twenty (20) days. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least fifteen (15) days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than sixty (60) days and, in case of a meeting of stockholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

  6.   VOTING LISTS.

  The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten
  (10) days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

  7.   QUORUM.

       At any meeting of stockholders a majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

  8.   PROXIES.

       At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting.

  9.   VOTING.

       Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such stockholders. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of this State.




  10.   ORDER OF BUSINESS.

  The order of business at all meetings of the stockholders, shall be as follows:

            1.     Roll Call.

            2.     Proof of notice of meeting or waiver of
  notice.

            3.     Reading of minutes of preceding meeting.

            4.     Reports of Officers.

            5.     Reports of Committees.

            6.     Election of Directors.

            7.     Unfinished Business.

            8.     New Business.

  11.     INFORMAL ACTION BY STOCKHOLDERS.

  Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a majority of the shareholders entitled to vote with respect to the subject matter thereof.


              ARTICLE III - BOARD OF DIRECTORS


  1.     GENERAL POWERS.

       The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

  2.   NUMBER, TENURE AND QUALIFICATIONS.

  The number of directors of the corporation shall be set by the board, but shall not exceed seven (7). Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

  3.   REGULAR MEETINGS.

  A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

  4.   SPECIAL MEETINGS.

  Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

  5.   NOTICE.

  Notice of any special meeting shall be given at least five
  (5) days previously thereto by written notice delivered personally, or by telegram, or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

  6.   QUORUM.

  At any meeting of the directors a majority shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.


  7.   MANNER OF ACTING.

  The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

  8.   NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

  Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the un-expired term of his predecessor.

  9.   REMOVAL OF DIRECTORS.

  Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

  10.   RESIGNATION.

  A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

  11.   COMPENSATION.

  No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

  12.   PRESUMPTION OF ASSENT.

  A director of the corporation who is present at a meeting of the directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

  13.   EXECUTIVE AND OTHER COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of three or more directors. Each such committee shall serve at the pleasure of the board.

  14. INDEMNIFICATION.

  Except for matters arising under the Securities laws of the United States, this corporation shall indemnify the directors of the corporation for any and all acts during their capacity as directors to the fullest extent of the law.


                   ARTICLE IV - OFFICERS

  1.   NUMBER.

  The officers of the corporation shall be a president, a vice-president, a secretary and a treasurer, each of whom shall be elected by the directors.

  Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

  2.   ELECTION AND TERM OF OFFICE.

  The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

  3.   REMOVAL.

  Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

  4.   VACANCIES.

  A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the un-expired portion of the term.

  5.   PRESIDENT.

  The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

  6.   VICE-PRESIDENT.

  In the absence of the president or in event of his death, inability or refusal to act, the vice-president shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-president shall perform such other duties as from time to time may be assigned to him by the President or by the directors.

  7.   SECRETARY.

  The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

  8.   TREASURER.

  If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

  9.   SALARIES.

  The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.







     ARTICLE V - CONTRACTS, LOANS, CHECKS AND DEPOSITS


  1.   CONTRACTS.

  The directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

  2.   LOANS.

  No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

  3.   CHECKS, DRAFTS, ETC.

  All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

  4.   DEPOSITS.

  All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


  ARTICLE VI - CERTIFICATES FOR SHARES AND THEIR TRANSFER


  1.   CERTIFICATES FOR SHARES.

  Certificates representing shares of the corporation shall be in such form as shall be determined by the directors. Such certificates shall be signed by the president and by the secretary or by such other officers authorized by law and by the directors. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the stockholders, the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the directors may prescribe.






  2.   TRANSFERS OF SHARES.

       (a) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation.

       (b) The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of this state.


                 ARTICLE VII - FISCAL YEAR


  The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                  ARTICLE VIII - DIVIDENDS


  The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                     ARTICLE IX - SEAL


  The directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                ARTICLE X - WAIVER OF NOTICE


  Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                  ARTICLE XI - AMENDMENTS


  These by-laws may be altered, amended or repealed and new by-laws may be adopted by a vote of the stockholders representing a majority of all the shares issued and outstanding, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

  <EXHIBIT>
  Exhibit 4
  SPECIMEN OF COMMON STOCK CERTIFICATE

  [________]NUMBER
   Shares[________]
  AUTHORIZED common stock; 50,000,000 Shares PAR VALUE $.001
  NOT VALID UNLESS COUNTERSIGNED BY TRANSFER AGENT
  INCORPORATED UNDER THE LAWS OF THE STATE OF Nevada common stock CUSIP

  ____________________________________________________________
  ____________________________________________________________
  ____________________________________________________________
  ______________________________________________________

   THIS CERTIFIES THAT
  _________________________________________________________

  Is the RECORD HOLDER OF Shares OF New Dawn Entertainment,
  Inc. common stock
  TRANSFERABLE ON THE BOOKS OF THE CORPORATION IN PERSON OR BY
  DULY AUTHORIZED ATTORNEY UPON SURRENDER OF THIS CERTIFICATE
  PROPERLY ENDORSED.


  THIS CERTIFICATE IS NOT VALID UNTIL COUNTERSIGNED BY THE
  TRANSFER AGENT AND
  REGISTERED BY THE REGISTRAR.

  Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

   Dated:

                                        [SEAL OF New Dawn
  Entertainment, Inc.]

          Peter Szecsodi
         ----------------------
          Peter Szecsodi, President

         Kara McVey
         -----------------------
         Kara McVey, Secretary


   By: Pamela Gray
   Atlas Stock Transfer Corporation
   Salt Lake City, UT


  This Certificate is not valid unless countersigned by the Transfer Agent.

  NOTICE: Signature must be guaranteed by a firm which is a member of a registered national stock exchange, or by a bank (other than a savings bank), or a trust company.


  The following abbreviation, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

  TEN COM - as tenants in common  UNIF GIFT MIN ACT -
  ____Custodian____
  TEN ENT - as tenants by the entireties

  (Cust) (Minor) JT TEN - as joint tenants with right under Uniform Gifts to
  Minors of survivorship and not as

  Act
  ________________________ tenants in common
            (State)
  Additional abbreviation may also be used though not in above list.


  FOR VALUE RECEIVED, _________hereby sell, assign and
  transfer unto PLEASE
  INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF
  ASSIGNEE -
  -------------------------------------- - ------------- -----
  ----
  ----------------
  ________________________________________________________
  ______ ___ _________ (Please print or typewrite name and address including zip code of assignee)



  ____________________________________________________________
  _____________
  _________
  ________________________________________________________
  ______
  ___ _________
  ___________________________________________________________

  ______ ___ _________ Shares of the capital stock represented by the within
  Certificate, and do hereby irrevocably constitute and
  appoint
  ________________________________________________________
  ______ ___ _________
  Attorney to transfer the said stock on the books of the within-named
  Corporation with full power of substitution in the premises.
   Dated, ---------------------------------

  NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.