Form 10QSB
period 2001-09-30
NEW DAWN ENTERTAINMENT INC
filed 2002-03-07
CIK 1124403

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

The number of shares of the registrant's common stock issued and outstanding as of December 31, 2001: 10,000,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

New Dawn Entertainment, Inc.
(A Development Stage Company)
Balance Sheets
                                             December 31,     March 31,
                                                 2001            2001
                                             -------------     ---------
                                             (Unaudited)
ASSETS
Current Assets:
  Cash                                         $   402          $    902
    Total Current Assets                           402               902
                                                 ------           ------
TOTAL ASSETS                                   $   402          $    902
                                                 ------           -------
                                                 ------           -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $ 3,500          $      -
  Due to officer                                 5,799             5,799
                                                 -----             ------
    Total Current Liabilities                    9,299             5,799
                                                 -----             ------

Stockholders' Equity:
  Common stock, $.001 par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 10,000,000 shares      255                255
Paid in capital                                13,445             13,445
Deficit accumulated during
 the development stage                        (22,597)           (18,597)
                                               -------            ------
      Total Stockholders' Equity               (8,897)            (4,897)
                                               -------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  402           $    902
                                                ------            -------
                                                ------            -------


                             New Dawn Entertainment
                         (A Development Stage Company)
                            Statements of Operations
              For the nine months ended December 31, 2001 and 2000
       for the period May 31, 2000 (inception) through December 31, 2001


                                                      Commutative
                                                      from
                                                     (inception)through
                                      December 31,   December 31,
                                      2001    2000    2001
                                      ----    ----    -------------------
                                      (Unaudited)         (Unaudited)

Income                               $  -     $  -      $     -
                                      ----    -----      -------
      Total  Income                     -        -            -
                                      ----   ------      --------


Operating Expenses
 General and
 administrative expenses             $  4,000 $  -      $22,597
                                        -----  -----     -------
 Total Expenses                         4,000    -       22,597
                                        -----  -----     -------

Net income (loss)                    $( 4,000) $  -     $(22,597)
                                       ------   -----     -------
                                       ------   -----     -------





                          New Dawn Entertainment, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
       For the period May 31, 2000 (inception) through December 31, 2001

                                                                 Deficit
                         Number                                  Accumulated
                         of           Common         Paid        During
                         Shares        Stock          In          Development
                         Outstanding  at Par Value   Capital     Stage
                         -----------  ------------   -------     -----------
Balance at inception       $     -   $     -     $     -    $    -
Stock issued to founders
at inception                9,745,000      -           -
Stock issued for cash          55,000        55      13,445
Stocks issued for services    200,000       200
Net loss - March 31, 2001                                       (18,597)
Balance at March 31, 2001  10,000,000       255      13,445     (18,597)

Net loss - Dec.31, 1001                                         ( 4,000)

Balance at Dec. 31, 2001   10,000,000 $     255      $13,445  $( 22,597)
                           ----------      -----     ------       --------
                           ---------       ------    ------       --------





                          New Dawn Entertainment, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
              For the six months ended December 31, 2001 and 2000
       for the period May 31, 2000 (inception) through December 31, 2001

                                                             Commutative from
                                                            (inception) through
                                            December 31,    December 31,
                                          2001       2000    2001
                                          ----       ----    ------------------
                                      (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $ (3,939)   $    -        $(22,536)
  Stocks issued for services                  -         -             200
  Accounts payable                        3,500     3,500
NET CASH USED BY OPERATING ACTIVITIES      (439)        -         (18,836)
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from officer                       -         -           5,799
  Proceeds from sale of common stock          -         -          13,500
NET CASH FROM FINANCING ACTIVITIES            -         -          19,299
INCREASE (DECREASE) IN CASH                (439)        -             463

BEGINNING CASH                              902         -               -
ENDING CASH                            $    463     $   -        $    463

SUPPLEMENTAL DISCLOSURE:
Stocks issued for services             $      -     $   -        $    200










                          New Dawn Entertainment, Inc.
                         (A Development State Company)
                         Notes to Financial Statements
                               December 31, 2001
NOTE 1 - NATURE OF BUSINESS

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

Net loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Income Taxes

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". The Company incurred net operating losses since its inception on May 31, 2000 through December 31, 2001 resulting in a deferred tax asset, which was fully allowed for.; therefore, the net benefit and expense resulted in $-0-income taxes.

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


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ended December 31, 2001 was $4,000, compared to a net loss of $0 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of December 31, 2001, we had $402 cash on hand and total current liabilities of $9,299. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period December 31, 2000 would not be meaningful.

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